Form 10QSB
period 1999-03-31
LAS VEGAS SPORTS & CELEBRITY HALL OF FAME INC
filed 1999-11-18
CIK 1058586

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                           FORM 10-QSB
 QUARTERLY REPORT FOR SMALL BUSINESS ISSUERS SUBJECT TO THE 1934
                   ACT REPORTING REQUIREMENTS

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
   EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999 Commission File No.
000-23959
12






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

ITEM 6.   EXHIBITS

FINANCIAL STATEMENTS

Unaudited financial statements for the quarter ended March 31, 1999.

                  INDEPENDENT AUDITORS' REPORT

Board of Directors                              July 6, 1999
Las Vegas Sports and Celebrity Hall of Fame, Inc.
Las Vegas, Nevada

I have audited the accompanying Balance Sheets of Las Vegas Sports and Celebrity Hall of Fame, Inc. (A Development Stage Company), as of March 31, 1999, and December 31, 1998, and the related statements of stockholders' equity for March 31, 1999, and December 31, 1998, and statements of operation and cash flows for the three months ending March 31, 1999, and March 31, 1998, and the two years ended December 31, 1998, and December 31, 1997, and the period February 7, 1991 (inception), to March 31,1999. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Las Vegas Sports and Celebrity Hall of Fame, Inc. (A Development Stage Company), as of March 31, 1999, and December 31, 1998, and the related statements of stockholders' equity for March 31, 1999, and December 31, 1998, and statements of operation and cash flows for the three months ending March 31, 1999, and March 31, 1998, and the two years ended December 31, 1998, and December 31, 1997, and the period February 7, 1991 (inception), to March 31, 1999, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note #5 to the financial statements, the Company has suffered recurring losses from operations and has no established source of revenue. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is described in Note #5. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     /s/ Barry L. Friedman
     Barry L. Friedman
     Certified Public Accountant

        LAS VEGAS SPORTS AND CELEBRITY HALL OF FAME, INC.
                  (A Development Stage Company)
                          BALANCE SHEET


                                 3 Mos Ended       Year Ended Dec.
                                 March 31, 1999    31, 1998
            ASSETS
CURRENT ASSETS:                  $0                $0
TOTAL CURRENT ASSETS             $0                $0
OTHER ASSETS;                    $0                $0
TOTAL OTHER ASSETS               $0                $0
TOTAL ASSETS                     $0                $0
 LIABILITIES AND STOCKHOLDERS'
            EQUITY
CURRENT LIABILITIES;
Officer's Advances (Note 6)       $4,390            $3,600
TOTAL CURRENT LIABILITIES        $4,390            $3,600
STOCKHOLDERS' EQUITY (Note 4);
Common stock, $0.001 par value,                     $6,000
authorized 50,000,000 shares
issued and outstanding
December 31, 1998 - 6,000,000
shares
March 31, 1999 - 6,000,000        $6,000
shares
Additional paid-in Capital        $ -1,000          $-1,000
ACCUMULATED LOSS:                 $-9,390           $-8,600
TOTAL STOCKHOLDERS' EQUITY       $-4,390           $-3,600
TOTAL LIABILITIES AND            $0                $0
STOCKHOLDERS' EQUITY

        LAS VEGAS SPORTS AND CELEBRITY HALL OF FAME, INC.
                  (A Development Stage Company)
                     STATEMENT OF OPERATION


                 3 Mos. Ended      3 Mos. Ended      Year Ended Dec.   Year Ended Dec.   Feb. 7, 1991
                 March 31, 1999    March 31, 1998    31, 1998          31, 1997          (inception) to
                                                                                         March 31, 1999
INCOME:
Revenue           $0                $0                $0                $0                $0
EXPENSES:
General, Selling  $790              $1,135            $1,710            $1,890            $9,390
and
Administrative:
Total Expenses   $790              $1,135            $1,710            $1,890            $9,390
Net Profit/Loss(-$-790             $-1,135           $-1,710           $-1,890           $-9,390
)
Net Profit/Loss  $-0.0001          $-0.0002          $-0.0003          $-0.0003          $-0.0016
(-) Per weighted
Share (Note1)
Weighted average 6,000,000         6,000,000         6,000,000         6,000,000         6,000,000
Number of common
Shares
outstanding

See accompanying notes to financial statements & audit report

        LAS VEGAS SPORTS AND CELEBRITY HALL OF FAME, INC.
                  (A Development Stage Company)
                STATEMENT OF STOCKHOLDERS' EQUITY


                     Common Shares     Stock Amount      Additional paid-  Accumulated
                                                         in Capital        Deficit
Balance, Dec. 31,    6,000,000         $6,000            $ -1,000  $ -6,890
1997
Net loss                                                                   -1,710
year ended Dec. 31,
1998
Balance, Dec. 31,    6,000,000         $6,000            $ -1,000          $ -8,600
1998
Net Loss January 1,                                                        -790
1999, to March 31,
1999
Balance, March 31,   6,000,000         $6,000            $-1,000           $-9,390
1999

See accompanying notes to financial statements & audit report.

        LAS VEGAS SPORTS AND CELEBRITY HALL OF FAME, INC.
                  (A Development Stage Company)
                     STATEMENT OF CASH FLOWS



                     3 Mos. Ended      3 Mos. Ended       Year Ended Dec.  Year Ended Dec.   Feb. 7, 1991
                     March 31, 1999    March 31, 1998     31, 1998         31, 1997          (inception) to
                                                                                             March 31, 1999
Cash Flows from
Operating
Activities:
Net Loss              $-790             $ -1,135          $ -1,710          $-1,890           $ -9,390
Adjustment to         0                 0                 0                 0                 0
Reconcile net loss
to net cash provided
by operating
activities
Changes in assets and
Liabilities:
Increase in current
Liabilities:
Officers' Advances   +790              +1,135            +1,710            +1,890            +4,390
Net Cash used in     $0                $0                $0                $0                $+5,000
Operating Activities
Cash Flows from      0                 0                 0                 0                 0
Investing
Activities:
Cash Flows form
Financing
Activities:
Issuance of common    0                 0                 0                 0                 +5,000
stock for cash
Net increase         $0                $0                $0                $0                $0
(decrease) in cash
Cash, Beginning of   0                 0                 0                 0                 0
period
Cash, end of period  $0                $0                $0                $0                $0

See accompanying notes to financial statements & audit report

        Las Vegas Sports and Celebrity Hall of Fame, Inc.
                  (A Development Stage Company)
                  NOTES TO FINANCIAL STATEMENTS
   December 31, 1998, December 31, 1997, and December 31, 1996

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

Cash and equivalents

The Company maintains a cash balance in a non-interest-bearing bank that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with the maturity of three months or less are considered to be cash equivalents. There are no cash equivalents as of March 31, 1999.

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

Loss Per Share

Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects per share amounts that would have resulted if dilative common stock equivalents had been converted to common stock. As of March 31, 1999, the Company had no dilative common stock equivalents such as stock options.

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

NOTE 3 - INCOME TAXES

There is no provision for income taxes for the period ended March 31, 1999, due to the net loss and no state income tax in Nevada, the state of the Company's domicile and operations. The Company's total deferred tax asset as of December 31, 1998 is as follows:


Net operation loss carry forward   $8,600
Valuation allowance      $8,600

Net deferred tax asset   $   0

The federal net operation loss carry forward will expire in various amounts from 2011 to 2018.

This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

NOTE 4 - STOCKHOLDERS' EQUITY

Common Stock

The  authorized  common stock of Las Vegas Sports  and  Celebrity
Hall of Fame, Inc. consists of 50,000,000 shares with a par value of $0.001 per share.

Preferred Stock

Las Vegas Sports and Celebrity Hall of Fame, Inc. has no preferred stock.

On February 8, 1991, the Company issued 5,000 shares of its $1.00 par value common stock in consideration of $5,000 in cash.

On  February  14,  1997,  the Company restated  its  Articles  of
Incorporation.   The  Company  authorized  an  increase  in   its
capitalization from 25,000 Common shares at $1.00 par value to 50,000,000 Common Shares with a par value of $0.001.

On February 14, 1997, the company had a 1,200 to 1 forward stock split, increasing the nujmber of outstanding Common Shares from 5,000 to 6,000,000 Common Shares.

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