Form 10QSB
period 1999-06-30
LAS VEGAS SPORTS & CELEBRITY HALL OF FAME INC
filed 1999-11-18
CIK 1058586

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                           FORM 10-QSB
 QUARTERLY REPORT FOR SMALL BUSINESS ISSUERS SUBJECT TO THE 1934
                   ACT REPORTING REQUIREMENTS

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
   EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999 Commission File No.
000-24927
5






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

There were 6,000,000 shares of common stock of Las Vegas Sports and Celebrity Hall of Fame, Inc. outstanding as of June 14, 1999.



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

ITEM 6.   EXHIBITS

FINANCIAL STATEMENTS

Unaudited financial statements as of June 30, 1999, and for the six-month and three-month periods then ended.

                  INDEPENDENT AUDITORS' REPORT

Board of Directors                            August 6, 1999
Las Vegas Sports and Celebrity Hall of Fame, Inc.
Las Vegas, Nevada

I have audited the accompanying Balance Sheets of Las Vegas Sports and Celebrity Hall of Fame, Inc. (A Development Stage Company), as of June 30, 1999, and December 31, 1998, and the related statements of stockholders' equity for June 30, 1999, and December 31, 1998, and statements of operation and cash flows for the three months ending June 30, 1999, and June 30, 1998, for the six months ended June 30, 1999, and June 30, 1998, and the two years ended December 31, 1998, and December 31, 1997, and the period February 7, 1991 (inception), to June 30, 1999. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Las Vegas Sports and Celebrity Hall of Fame, Inc. (A Development Stage Company), as of June 30, 1999, and December 31, 1998, and the related statements of stockholders' equity for June 30, 1999, and December 31, 1998, and statements of operation and cash flows for the three months ending June 30, 1999, and June 30, 1998, for the six months ended June 30, 1999, and June 30, 1998, and the two years ended December 31, 1998, and December 31, 1997, and the period February 7, 1991 (inception), to June 30, 1999, in conformity with generally accepted accounting principles.

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

     /s/ Barry L. Friedman
     Barry L. Friedman
     Certified Public Accountant

        Las Vegas Sports and Celebrity Hall of Fame, Inc.
                  (A Development Stage Company)
                          BALANCE SHEET



                                 6 Mos. Ending     Year Ended Dec.
                                 June 30, 1999     31, 1998
            ASSETS
CURRENT ASSETS:                  0                 0
TOTAL CURRENT ASSETS             0                 0
OTHER ASSETS;                    0                 0
TOTAL OTHER ASSETS               0                 0
TOTAL ASSETS                     0                 0
 LIABILITIES AND STOCKHOLDERS'
            EQUITY
CURRENT LIABILITIES;
Officers Advances                 $4,390            $3,600
TOTAL CURRENT LIABILITIES        $4,390            $3,600
STOCKHOLDERS' EQUITY;
Common stock, $0.001 par value,                     $6,000
authorized 25,000,000 shares
issued and outstanding
December 31, 1998 - 6,000,000
shares
June 30, 1999 - 6,000,000 shares  $6,000
Additional paid-in Capital        -1,000            -1,000
Accumulated loss                  -9,390            -8,600
TOTAL STOCKHOLDERS' EQUITY       $ -4,390          $ -3,600
TOTAL LIABILITIES AND            0                 0
STOCKHOLDERS' EQUITY


        Las Vegas Sports and Celebrity Hall of Fame, Inc.
                  (A Development Stage Company)
                     STATEMENT OF OPERATION


                  3 Mos.    3 Mos.    6 Mos.
                  Ended     Ended     Ended      6 Mos.
                  June 30,  June 30,  June 30,   Ended
                  1999      1998      1999       June 30,
                                                 1998
INCOME:
Revenue            0         0         0          0
EXPENSES:
General, Selling   0         575       $790       $1,710
and
Administrative
Total Expenses    0         575       $790       $1,710
Net Profit/Loss(- 0         -575      $ -790     $ -1,710
)
Net Profit/Loss   NIL       -.0001    $ -.0001   $ -.0003
(-) Per weighted
Share (Note 2)
Weighted average  6,000,000 6,000,00  6,000,000  6,000,00
Number of common            0                    0
Shares
outstanding

See accompanying notes to financial statements & audit report

        Las Vegas Sports and Celebrity Hall of Fame, Inc.
                  (A Development Stage Company)
               STATEMENT OF OPERATION (continued)


                        Year       Year
                        Ended      Ended      Feb. 7,
                        Dec. 31,   Dec. 31,   1991
                        1998       1997       (Inception)
                                              to June 30,
                                              1999
    INCOME:
   Revenue              0          0          0
    EXPENSES:
   General, Selling     $1,710     $1,890     $9,390
    and
    Administrative
    Total Expenses      $1,710     $1,890     $9,390
    Net Profit/Loss(-   $ -1,710   $ -1,890   $ -9,390
    )
    Net Profit/Loss     $ -.0003   $ -.0003   $ -.0016
    (-) Per weighted
    Share (Note 2)
    Weighted average    6,000,000  6,000,000  6,000,000
    Number of common
    Shares
    outstanding

See accompanying notes to financial statements & audit report

        Las Vegas Sports and Celebrity Hall of Fame, Inc.
                  (A Development Stage Company)
                STATEMENT OF STOCKHOLDERS' EQUITY


                                                                           <
                                                                           C
                                                                           >

                     Common Shares     Stock Amount      Additional paid-  Accumulated
                                                         in Capital        Deficit
Balance,             6,000,000         $6,000            $ -1,000  $ -6,890
December 31, 1997
Net loss, Year                                                             -1,710
Ended
December 31, 1998
Balance,             6,000,000         $6,000            $ -1,000          $ -8,600
December 31, 1998
Net Loss January 1,                                                        -790
1999, to June 30,
1999
Balance,             6,000,000         $6,000            $ -1,000          $ -9,390
June 30, 1999

See accompanying notes to financial statements & audit report.

        Las Vegas Sports and Celebrity Hall of Fame, Inc.
                  (A Development Stage Company)
                     STATEMENT OF CASH FLOWS



                                                                               <
                                                                               C
                                                                              >

                         3 Mos. Ended      3 Mos. Ended      6 Mos Ended June  6 Mos. Ended
                         June 30, 1999     June 30, 1998     30, 1999          June 30, 1998
Cash Flows from
Operating Activities:
Net Loss                  0                 -575              $ -790            $ -1,710
Adjustment to Reconcile
net loss to cash
provided by operating
activities:
Changes in Assets and
Liabilities:
Increase in current
Liabilities:
Officers Advances        0                 +575              +790              +1,710
Cash Flows from          0                 0                 0                 0
Investing Activities
Cash Flows from
Financing Activities:
Issuance of common stock  0                 0                 0                 0
Net increase (decrease)  0                 0                 0                 0
in cash
Cash, Beginning of       0                 0                 0                 0
period
Cash, end of period      0                 0                 0                 0

See accompanying notes to financial statements & audit report

        Las Vegas Sports and Celebrity Hall of Fame, Inc.
                  (A Development Stage Company)
               STATEMENT OF CASH FLOWS (continued)




                      Year Ended Dec.   Year Ended Dec.   Feb. 7, 1991
                      31, 1998          31, 1997          (Inception) to
                                                          June 30, 1999
Cash Flows from
Operating Activities:
Net Loss               $ -1,710          $ -1,890          $ -9,390
Adjustment to
Reconcile net loss to
cash provided by
operating activities:
Changes in Assets and
Liabilities:
Increase in current
Liabilities:
Officers Advances     +1,710            +1,890            +4,390
Cash Flows from       0                 0                 0
Investing Activities
Cash Flows from
Financing Activities:
Issuance of common     0                 0                 +5,000
stock
Net increase          0                 0                 0
(decrease) in cash
Cash, Beginning of    0                 0                 0
period
Cash, end of period   0                 0                 0

        Las Vegas Sports and Celebrity Hall of Fame, Inc.
                  (A Development Stage Company)
                  NOTES TO FINANCIAL STATEMENTS
              June 30, 1999, and December 31, 1998

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

Cash and equivalents

The Company maintains a cash balance in a non-interest-bearing bank that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with the maturity of three months or less are considered to be cash equivalents. There are no cash equivalents as of June 30, 1999.

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

Loss Per Share

Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects per share amounts that would have resulted if dilative common stock equivalents had been converted to common stock. As of June 30, 1999, the Company had no dilative common stock equivalents such as stock options.

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

NOTE 3 - INCOME TAXES

There is no provision for income taxes for the period ended June 30, 1999, due to the net loss and no state income tax in Nevada, the state of the Company's domicile and operations. The Company's total deferred tax asset as of December 31, 1998 is as follows:


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

On February 14, 1997, the Company had a 1,200:1 forward stock split, increasing the number of issued and outstanding Common
Shares from 5,000 to 6,000,000 Common Shares.

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