Form 10QSB
period 1999-09-30
LAS VEGAS SPORTS & CELEBRITY HALL OF FAME INC
filed 1999-11-18
CIK 1058586

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                           FORM 10-QSB
 QUARTERLY REPORT FOR SMALL BUSINESS ISSUERS SUBJECT TO THE 1934
                   ACT REPORTING REQUIREMENTS

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
   EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999 Commission File
No. 000-24927
9






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

ITEM 6.   EXHIBITS

FINANCIAL STATEMENTS

Unaudited financial statements as of September 30, 1999, and for the nine-month and three-month periods then ended.

                  INDEPENDENT AUDITORS' REPORT

Board of Directors                          October 25, 1999
Las Vegas Sports and Celebrity Hall of Fame, Inc.
Las Vegas, Nevada

I have audited the accompanying Balance Sheets of Las Vegas Sports and Celebrity Hall of Fame, Inc. (A Development Stage Company), as of September 30, 1999, and December 31, 1998, and the related statements of stockholders' equity for September 30, 1999, and December 31, 1998, and statements of operation and cash flows for the three months ending September 30, 1999, and September 30, 1998, for the nine months ended September 30, 1999, and September 30, 1998, and the two years ended December 31, 1998, and December 31, 1997, and the period February 7, 1991 (inception), to September 30, 1999. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Las Vegas Sports and Celebrity Hall of Fame, Inc. (A Development Stage Company), as of September 30, 1999, and December 31, 1998, and the related statements of stockholders' equity for September 30, 1999, and December 31, 1998, and statements of operation and cash flows for the three months ending September 30, 1999, and September 30, 1998, for the nine months ended September 30, 1999, and September 30, 1998, and the two years ended December 31, 1998, and December 31, 1997, and the period February 7, 1991 (inception), to September 30, 1999, in conformity with generally accepted accounting principles.

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

     /s/ Barry L. Friedman
     Barry L. Friedman
     Certified Public Accountant

        Las Vegas Sports and Celebrity Hall of Fame, Inc.
                  (A Development Stage Company)
                          BALANCE SHEET


                                 9 Mos. Ending     Year Ended Dec.
                                 Sept. 30, 1999    31, 1998
            ASSETS
CURRENT ASSETS:                  0                 0
TOTAL CURRENT ASSETS             0                 0
OTHER ASSETS;                    0                 0
TOTAL OTHER ASSETS               0                 0
TOTAL ASSETS                     0                 0
 LIABILITIES AND STOCKHOLDERS'
            EQUITY
CURRENT LIABILITIES;
Officers Advances                 6,390             3,600
TOTAL CURRENT LIABILITIES        6,390             3,600
STOCKHOLDERS' EQUITY;
Common stock, $0.001 par value,                     $6,000
authorized 50,000,000 shares
issued and outstanding
December 31, 1998 - 6,000,000
September 30, 1999 - 6,000,000    $6,000
Additional paid-in Capital        -1,000            -1,000
Deficit Accumulated During the    -11,390           -8,600
Develoment Stage
TOTAL STOCKHOLDERS' EQUITY       -6,390            -3,600
TOTAL LIABILITIES AND            0                 0
STOCKHOLDERS' EQUITY

        Las Vegas Sports and Celebrity Hall of Fame, Inc.
                  (A Development Stage Company)
                     STATEMENT OF OPERATION

                 3 Mos.     3 Mos.    9 Mos.     9 Mos.
                 Ended      Ended     Ended      Ended
                 Sept. 30,  Sept. 30, Sept. 30,  Sept. 30,
                 1999       1998      1999       1998
INCOME:
Revenue           0          0         0          0
EXPENSES:
General, Selling  2,000      0         2,790      1,710
and
Administrative
Total Expenses   2,000      0         2,790      1,710
Net Profit/Loss(--2,000     0         -2,790     -1,710
)
Net Profit/Loss  -.0003     NIL       -.0005     -.0003
(-) Per weighted
Share (Note 2)
Weighted average 6,000,000  6,000,000 6,000,000  6,000,000
Number of common
Shares
outstanding

See accompanying notes to financial statements & audit report

        Las Vegas Sports and Celebrity Hall of Fame, Inc.
                  (A Development Stage Company)
                     STATEMENT OF OPERATION

                 Year       Year      Feb. 7,
                 Ended      Ended     1991
                 Dec. 31,   Dec. 31,  (Inceptio
                 1998       1997      n) to
                                      Sept. 30,
                                      1999
INCOME:
Revenue           0          0         0
EXPENSES:
General, Selling  1,710      1,890     11,390
and
Administrative
Total Expenses   1,710      1,890     11,390
Net Profit/Loss(--1,710     -1,890    -11,390
)
Net Profit/Loss  -.0003     -.0003    -.0019
(-) Per weighted
Share (Note 2)
Weighted average 6,000,000  6,000,000 6,000,000
Number of common
Shares
outstanding

See accompanying notes to financial statements & audit report

        Las Vegas Sports and Celebrity Hall of Fame, Inc.
                  (A Development Stage Company)
                STATEMENT OF STOCKHOLDERS' EQUITY


                     Common Shares     Stock Amount      Additional paid-  Accumulated
                                                         in Capital        Deficit
Balance,             6,000,000         $6,000            -1,000     -6,890
December 31, 1997
Net loss, Year                                                             -1,710
Ended December 31,
1998
Balance,             6,000,000         $6,000            -1,000            -6,890
December 31, 1998
Net Loss January 1,                                                        -2,790
1999, to September
30, 1999
Balance,             6,000,000         $6,000            -1,000            -11,390
September 30, 1999

See accompanying notes to financial statements & audit report.

        Las Vegas Sports and Celebrity Hall of Fame, Inc.
                  (A Development Stage Company)
                     STATEMENT OF CASH FLOWS



                      3 Mos. Ended      3 Mos. Ended      9 Mos. Ended      9 Mos. Ended
                      Sept. 30, 1999    Sept. 30, 1998    Sept. 30, 1999    Sept. 30, 1998
Cash Flows from
Operating Activities:
Net Loss               -2,000            0                 -2,790            -1,710
Adjustment to
Reconcile net loss to
cash provided by
operating activities:
Changes in Assets and
Liabilities:
Increase in current
Liabilities:
Officers Advances     +2,000            0                 +2,790            +1,710
Net cash used in      0                 0                 0                 0
operating activities
Cash Flows from       0                 0                 0                 0
Investing Activities
Cash Flows from       0                 0                 0                 0
Financing Activities:
Issuance of common     0                 0                 0                 0
stock
Net increase          0                 0                 0                 0
(decrease) in cash
Cash, Beginning of    0                 0                 0                 0
period
Cash, end of period   0                 0                 0                 0

See accompanying notes to financial statements & audit report

        Las Vegas Sports and Celebrity Hall of Fame, Inc.
                  (A Development Stage Company)
               STATEMENT OF CASH FLOWS (continued)



                      Year Ended Dec.   Year Ended Dec.   Feb. 7, 1991
                      31, 1998          31, 1997          (Inception) to
                                                          Sept. 30, 1999
Cash Flows from
Operating Activities:
Net Loss               -1,710            -1,890            -11,390
Adjustment to
Reconcile net loss to
cash provided by
operating activities:
Changes in Assets and
Liabilities:
Increase in current
Liabilities:
Officers Advances     +1,710            +1,890            +6,390
Net cash used in      0                 0                 -5,000
operating activities
Cash Flows from       0                 0                 0
Investing Activities
Cash Flows from       0                 0                 +5,000
Financing Activities:
Issuance of common     0                 0                 0
stock
Net increase          0                 0                 0
(decrease) in cash
Cash, Beginning of    0                 0                 0
period
Cash, end of period   0                 0                 0

See accompanying notes to financial statements & audit report

        Las Vegas Sports and Celebrity Hall of Fame, Inc.
                  (A Development Stage Company)
                  NOTES TO FINANCIAL STATEMENTS
            September 30, 1999, and December 31, 1998

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

Cash and equivalents

The Company maintains a cash balance in a non-interest-bearing bank that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with the maturity of three months or less are considered to be cash equivalents. There are no cash equivalents as of September 30, 1999.

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

Loss Per Share

Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects per share amounts that would have resulted if dilative common stock equivalents had been converted to common stock. As of September 30, 1999, the Company had no dilative common stock equivalents such as stock options.

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

NOTE 3 - INCOME TAXES

There is no provision for income taxes for the period ended September 30, 1999, due to the net loss and no state income tax in Nevada, the state of the Company's domicile and operations. The Company's total deferred tax asset as of December 31, 1998 is as follows:

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