Form 10KSB
period 1998-12-31
STAR TECH HEALTH SERVICES INC
filed 1999-12-16
CIK 1058586

SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                           FORM 10-KSB
    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                      EXCHANGE ACT OF 1934

For the year ended December 31, 1998.Commission File No. 000-
23959




        LAS VEGAS SPORTS AND CELEBRITY HALL OF FAME, INC.
     (Exact name of registrant as specified in its charter)




Nevada                                            86-0874368
(State of organization) (I.R.S. Employer Identification No.)

7910 Bermuda Road, Las Vegas, NV 89123
(Address of principal executive offices)

Registrant's telephone number, including area code (702) 898-3765

Securities registered under Section 12(g) of the Exchange Act:
     Common stock, $0.001 par value per share

Registrant's Attorney: Daniel G. Chapman, Esq., 2080 E. Flamingo
Road, Suite 112, Las Vegas, NV 89119, (702) 650-5660

Check whether the issuer (1) filed all reports required to be file by Section 13 or 15(d) of the Exchange Act during the past
12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendments to this Form 10-KSB.                        [ X ]

Issuer's Revenue during the year ended December 31, 1998:   $ 0

Aggregate market value of the voting and non-voting common equity held by non-affiliates based on the price of N/A per share (the selling or average bid and asked price) as of March 29, 1999:
N/A.

NOTE: The company's stock is not, and has not, been traded or quoted, and the book value is negative. Therefore, there is no way to ascertain a market value for the stock.

              DOCUMENTS INCORPORATED BY REFERENCE:

The Company's form 10, filed on March 27, 1998, and the exhibits attached thereto, are incorporated by reference.

                             PART I

ITEM 1.   DESCRIPTION OF BUSINESS

                           Background

Las Vegas Sports and Celebrity Hall of Fame, Inc. (the "Company") is a Nevada corporation formed on February 7, 1991. Its principal place of business is located at 7910 Bermuda Road, Las Vegas, NV 89123. The Company was organized to engage in any lawful corporate business, including but not limited to, participating in mergers with and acquisitions of other companies. The Company has been in the developmental stage since inception and has no operating history other than organizational matters.

On February 8, 1991, the Company issued a total of 5,000 shares of its Common Stock to two founders, Charles F. Richards, Jr. and David L. Christensen, at a price of $1.00 per share, for a total of $5,000. Charles Richards, Jr. gifted some of his shares to 15 friends and business acquaintances, one of whom was Andrew W.
Berney. Mr. Berney then gifted some of his shares to a total of 14 friends and business acquaintances. All transfers were exempt from the registration requirements of Section 5 of the Securities Exchange Act of 1934, as amended, (the "Act") as provided in
Section 4 of that Act.

On June 6, 1997, the Company amended its Articles of Incorporation, increasing the authorized number of capital shares from 25,000 to 50,000,000 common shares. The Company also assigned a par value of $0.001 to the common shares, and
authorized   a  forward  split  of  the  currently   issued   and
outstanding stock on a 1,200:1 basis, thereby increasing the number of issued and outstanding shares from 5,000 to 6,000,000 common shares.

The primary activity of the Company currently involves seeking a company or companies that it can acquire or with whom it can merge. The Company has not selected any company as an acquisition target or merger partner and does not intend to limit potential candidates to any particular field or industry, but does retain the right to limit candidates, if it so chooses, to a particular field or industry. The Company's plans are in the conceptual stage only.

The Board of Directors has elected to begin implementing the Company's principal business purpose, described below under "Item 2, Plan of Operation". As such, the Company can be defined as a "shell" company, whose sole purpose at this time is to locate and consummate a merger or acquisition with a private entity.

The proposed business activities described herein classify the Company as a "blank check" company. Many states have enacted statutes, rules, and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in the Company's securities until such time as the Company has successfully implemented its business plan.

The Company's business is subject to numerous risk factors. These are described in the Company's Form 10 and are incorporated by this reference to Item 1 of that document.

ITEM 2.   DESCRIPTION OF PROPERTY.

The Company neither owns nor leases any real property at this time. The Company does have the use of a limited amount of office space from one of the directors, John Michael Eckert, at no cost to the Company, and Management expects this arrangement to continue. The Company pays its own charges for long distance telephone calls and other miscellaneous secretarial, photocopying, and similar expenses. This is a verbal agreement between John Michael Eckert and the Board of Directors.

ITEM 3.   LEGAL PROCEEDINGS

The Company is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the Company has been threatened.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No such matters were submitted during the fourth quarter of 1998.

                             PART II

ITEM 5.   MARKET   FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER
          MATTERS.

The Company's Articles of Incorporation authorizes the issuance of 50,000,000 shares of Common Stock, $0.001 par value per share, of which 6,000,000 are issued and outstanding. The shares are non-
assessable,  without  pre-emptive  rights,  and  do   not   carry
cumulative voting rights. Holders of common shares are entitled to one vote for each share on all matters to be voted on by the stockholders. The shares are fully paid, non-assessable, without pre-emptive rights, and do not carry cumulative voting rights. Holders of common shares are entitled to share ratably in dividends, if any, as may be declared by the Company from time-to-
time,   from  funds  legally  available.  In  the  event   of   a
liquidation, dissolution, or winding up of the Company, the holders of shares of common stock are entitled to share on a pro-rata basis all assets remaining after payment in full of all liabilities.

As of October 19, 1999, there were 6,000,000 issued and outstanding shares of the Registrant's common stock. Of these, 3,210,00 are restricted and are subject to resale restrictions and, unless registered under the Securities Act or exempted under another provision of the Securities Act, will be ineligible for sale in the public market. Sales may be made after two years from their acquisition in accordance with Rule 144 promulgated under the Securities Act.. There are approximately 31 shareholders of the common stock. There is no active market for the registrant's securities.

                            Dividends

The Registrant has not paid any dividends to date, and has no plans to do so in the immediate future.

            Recent Sales of Unregistered Securities.

With respect to the sales and transfers made, the Registrant relied on Section 4(2) of the Securities Act of 1933, as amended. No advertising or general solicitation was employed in offering the shares. The securities were offered for investment only and not for the purpose of resale or distribution, and the transfer thereof was appropriately restricted.

Of the 6,000,000 shares outstanding, a total of 3,210,000 are restricted and may not be sold other than pursuant to a registration statement being in effect, pursuant to an exemption from registration, or in accordance with Rule 144. In general, under Rule 144, a person (or persons whose shares are aggregated) who has satisfied a one year holding period, under certain circumstances, may sell within any three-month period a number of shares which does not exceed the greater of one percent of the then outstanding Common Stock or the average weekly trading volume during the four calendar weeks prior to such sale. Rule 144 also permits, under certain circumstances, the sale of shares without any quantity limitation by a person who has satisfied a two-year holding period and who is not, and has not been for the preceding three months, an affiliate of the Company.

ITEM 6.   MANAGEMENT'S PLAN OF OPERATION

NOTE REGARDING PROJECTIONS AND FORWARD LOOKING STATEMENTS

This statement includes projections of future results and "forward-looking statements" as that term is defined in Section 27A of the Securities Act of 1933 as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934 as amended (the "Exchange Act"). All statements that are included in this Registration Statement, other than statements of historical fact, are forward-looking statements. Although Management believes that the expectations reflected in these forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the expectations are disclosed in this Statement, including, without limitation, in conjunction with those forward-looking statements contained in this Statement.

                        Plan of Operation

The Company's Plan of Operation has not changed since the filing of its amended Form 10-SB. The description of the current plan of operation is incorporated by reference to Section 2 of that amended Form 10-SB filed with the SEC on May 10, 1999.

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

ITEM 7.   FINANCIAL STATEMENTS.

The  financial statements and supplemental data required by  this
Item 7 follow the index of financial statements appearing at Item
13 of this Form 10K-SB.

ITEM 8.   CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS   ON
          ACCOUNTING AND FINANCIAL DISCLOSURE.

The Registrant has not changed accountants since its formation, and Management has had no disagreements with the findings of its accountants.

                            PART III

ITEM 9.   DIRECTORS,  EXECUTIVE OFFICERS, PROMOTERS, AND  CONTROL
          PERSONS

The members of the Board of Directors of the Company serve until the next annual meeting of the stockholders, or until their successors have been elected. The officers serve at the pleasure of the Board of Directors.

There are no agreements for any officer or director to resign at the request of any other person, and none of the officers or directors named below are acting on behalf of, or at the direction of, any other person.

The Company's officers and directors will devote their time to the business on an "as-needed" basis, which is expected to require 5-10 hours per month.

Information as to the directors and executive officers of the Company is as follows:



Name/Address             Age               Position
Charles F. Richards,     56                President/Direc
Jr.                                        tor
David L. Christensen     51                Secretary/Director
John Michael Eckert      52                Treasurer/Director

The biographies of Messrs. Richards, Christensen, and Eckert, together with a description of their experience with blank-check companies is included in the Company's Amended Form 10-SB, and is incorporated by reference to section 5 of that document.

ITEM 10.  EXECUTIVE COMPENSATION

No compensation of directors or executive officers is paid or anticipated to be paid by the Company until an acquisition is completed. On acquisition of a target company, current management may resign and be replaced by persons associated with the business acquired, particularly if the Company participates in the target company by effecting a reorganization, merger, or consolidation. If any member of current management remains after effecting an acquisition, that member's time commitment will likely be adjusted based on the nature and method of the acquisition and location of the business. That time commitment cannot be predicted prior to the acquisition. Compensation of management will be determined by the board of directors in place after the acquisition, and shareholders of the Company will not have the opportunity to vote on or approve such compensation.

ITEM 11.  SECURITY  OWNERSHIP  OF CERTAIN BENEFICIAL  OWNERS  AND
          MANAGEMENT.

The following tables set forth information relating to the beneficial ownership of the Company's common stock by those persons holding beneficially more than 5% of the Company's capital stock, by the Company's directors and executive officers, and by all of the Company's directors and executive officers as a group.

a) Security Ownership of Certain Beneficial Owners



Title of  Name and Address of     Amount and        Percent of Class
Class     Beneficial Owner        Nature of
                                  Beneficial
                                  Ownership
Common    David L. Christensen    3,000,000         50.00%
          7900 Four Seasons
          Drive
          Las Vegas, NV 89129
Common    John Michael Eckert     90,000            1.50%
          7910 Bermuda Rd
          Las Vegas, NV 89123

b) Security Ownership of Management



Title of  Name and Address of       Amount and        Percent of Class
Class     Beneficial Owner          Nature of
                                    Beneficial
                                    Ownership
Common    Charles F. Richards, Jr.  120,000           2.00%
          3065 Sunset Blvd.
          Belleaire Bluff, FL
          33770
Common    David L. Christensen      3,000,000         50.00%
          7900 Four Seasons Drive
          Las Vegas, NV 89129
Common    John Michael Eckert       90,000            1.50%
          7910 Bermuda Rd
          Las Vegas, NV 89123
Common    All directors and         3,210,000         53.50%
          officers as a group (3
          individuals)

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 13.  FINANCIAL STATEMENTS AND EXHIBITS.

FINANCIAL STATEMENTS

          Reports  of  Independent Auditor,  Barry  L.  Friedman,
            P.C., dated March 10, 1999.

          Balance  Sheet  as of December 31, 1998,  December  31,
            1997 and December 31, 1996.

          Statement of Operation for the years ended December 31, 1998, December 31, 1997 and December 31, 1996.

          Statement of Stockholders' Equity.

          Statement  of  Cash Flows for the years ended  December
            31, 1998, December 31, 1997, and December 31, 1996.

          Notes to Financial Statements

                  INDEPENDENT AUDITORS' REPORT

Board of Directors                     October 22, 1999
Las Vegas Sports and Celebrity Hall of Fame, Inc.
Las Vegas, Nevada

I have audited the accompanying Balance Sheets of Las Vegas Sports and Celebrity Hall of Fame, Inc. (A Development Stage Company), as of December 31, 1998, December 31, 1997, and
December 31, 1996, and the related statements of operations, stockholders' equity and cash flows for the three years ended
December 31, 1998, December 31, 1997, and December 31, 1996. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Las Vegas Sports and Celebrity Hall of Fame, Inc. (A Development Stage Company), as of December 31, 1998, December 31, 1997, and December 31, 1996, and the results of its operations and cash flows for the three years ended December 31, 1998, December 31, 1997, and December 31, 1996, in conformity with generally accepted accounting principles.

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

     /s/ Barry L. Friedman
     Barry L. Friedman
     Certified Public Accountant

        Las Vegas Sports and Celebrity Hall of Fame, Inc.
                  (A Development Stage Company)
                          BALANCE SHEET



                                 December 31,      December 31,      December 31,
                                 1998              1997              1996
            ASSETS
CURRENT ASSETS:                  0                 0                 0
TOTAL CURRENT ASSETS             0                 0                 0
OTHER ASSETS;                    0                 0                 0
TOTAL OTHER ASSETS               0                 0                 0
TOTAL ASSETS                     0                 0                 0
 LIABILITIES AND STOCKHOLDERS'
            EQUITY
CURRENT LIABILITIES;
Officers Advances                 3,600             1,890             0
TOTAL CURRENT LIABILITIES        3,600             1,890             0
STOCKHOLDERS' EQUITY;
Common stock, $1.00 par value,                                        $5,000
authorized 25,000,000 shares
issued and outstanding
December 31, 1996 - 5,000
Common stock, $0.001 par value,                     $6,000
authorized 50,000,000 shares
issued and outstanding
December 31, 1997 -6,000,000
December 31, 1998 - 6,000,000     $6,000
Additional paid-in Capital        -1,000            -1,000            0
Accumulated loss                  -8,600            -6,890            -5,000
TOTAL STOCKHOLDERS' EQUITY       -3,600            -1,890            0
TOTAL LIABILITIES AND            0                 0                 0
STOCKHOLDERS' EQUITY

        Las Vegas Sports and Celebrity Hall of Fame, Inc.
                  (A Development Stage Company)
                     STATEMENT OF OPERATION



                 Year       Year        Year Ended  Feb. 7,
                 Ended      Ended       Dec. 31,    1991
                 Dec. 31,   Dec. 31,    1996        (Inception
                 1998       1997                    ) to Dec.
                                                    31, 1998
INCOME:

Revenue           0          0           0           0
EXPENSES:
Accounting        950        950         0           1,900
Filing Fees       85         940         0           1,025
General, Selling  675        0           0           5,675
and
Administrative
Total Expenses   1,710      1,890       0           8,600
Net Profit/Loss(--1,710     -1,890      0           -8,600
)
Net Profit/Loss  -.0003     -.0003      NIL         -.0014
(-) Per weighted
Share (Note 2)
Weighted average 6,000,000  6,000,000   6,000,000   6,000,000
Number of common
Shares
outstanding

See accompanying notes to financial statements & audit report

        Las Vegas Sports and Celebrity Hall of Fame, Inc.
                  (A Development Stage Company)
                STATEMENT OF STOCKHOLDERS' EQUITY



                     Common Shares     Stock Amount      Additional paid-  Accumulated
                                                         in Capital        Deficit
Balance,             5,000             $5,000            0         -5,000
December 31, 1995
Net loss year ended                                                        0
December 31, 1996
Balance,             5,000             $5,000            0                 -5,000
December 31, 1996
February 14, 1997    5,995,000         +5,995            -5,995
Forward Stock Split
1,200:1
Net loss year ended                                                        -1,890
December 31, 1997
Balance,             6,000,000         $6,000            -1,000            -6,890
December 31, 1997
Net loss year ended                                                        -1,710
December 31, 1998
Balance,             6,000,000         $6,000            -1,000            -8,600
December 31, 1998

See accompanying notes to financial statements & audit report.

        Las Vegas Sports and Celebrity Hall of Fame, Inc.
                  (A Development Stage Company)
                     STATEMENT OF CASH FLOWS



                      Year Ended Dec.   Year Ended Dec.   Year Ended Dec.   Feb. 7, 1991
                      31, 1998          31, 1997          31, 1996          (Inception) to
                                                                            Dec. 31, 1998
Cash Flows from
Operating Activities:
Net Loss               -1,710            -1,890            0                 -8,600
Adjustment to          0                 0                 0                 0
Reconcile net loss to
cash provided by
operating activities:
Changes in Assets and
Liabilities:
Increase in current
Liabilities:
Officers Advances     +1,710            +1,890            0                 +8,600
Net cash used in      0                 0                 0                 -5,000
operating activities
Cash Flows from       0                 0                 0                 0
Investing Activities
Cash Flows from       0                 0                 0                 +5,000
Financing Activities:
Issuance of common     0                 0                 0                 0
stock
Net increase          0                 0                 0                 0
(decrease) in cash
Cash, Beginning of    0                 0                 0                 0
period
Cash, end of period   0                 0                 0                 0

See accompanying notes to financial statements & audit report

        Las Vegas Sports and Celebrity Hall of Fame, Inc.
                  (A Development Stage Company)
                  NOTES TO FINANCIAL STATEMENTS
            December 31, 1998, and December 31, 1997

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

Cash and equivalents

The Company maintains a cash balance in a non-interest-bearing bank that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with the maturity of three months or less are considered to be cash equivalents. There are no cash equivalents as of December 31, 1998.

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

Loss Per Share

Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects per share amounts that would have resulted if dilative common stock equivalents had been converted to common stock. As of December 31, 1998, the Company had no dilative common stock equivalents such as stock options.

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

NOTE 3 - INCOME TAXES

There is no provision for income taxes for the period ended December 31, 1998, due to the net loss and no state income tax in Nevada, the state of the Company's domicile and operations. The Company's total deferred tax asset as of December 31, 1998 is as follows:



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

The corporation has no preferred stock.

On February 8, 1991, the Company issued 5,000 shares of its $1.00 par value Common Stock in consideration of $5,000.00 in cash.

On  February  14,  1997,  the Company restated  its  Articles  of
Incorporation.  The  Company  authorized  an  increase   in   its
capitalization from 25,000 Common shares at $1.00 par value to 50,000,000 Common Shares with a par value of $0.001.

On February 14, 1997, the Company had a 1,200 to 1 forward stock split, increasing the number of outstanding Common Shares from 5,000 to 6,000,000 Common Shares.

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

EXHIBITS

The   exhibits,   consisting  of  the   Company's   Articles   of
Incorporation and Bylaws, are attached to the Company's Form 10, filed on March 28, 1999. These exhibits are incorporated by reference to that Form.

                           SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange
Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                           Las Vegas Sports and Celebrity Hall
                              of Fame, Inc.



                           By: /s/ Charles F. Richards, Jr.
                              Charles F. Richards, Jr.,
                              President